Form 10KSB40
period 2000-12-31
VOYER TWO INC/NY
filed 2001-03-30
CIK 1077267

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000

                                       OR

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                          Commission File No. 000-26649

                                 Voyer Two, Inc.
                                 ---------------
                 (Name of Small Business Issuer in its Charter)

           Delaware                                        13-4031427
--------------------------------                     ---------------------
  State or other jurisdiction                           I.R.S. Employer
of incorporation or organization                     Identification Number

317 Madison Avenue, Suite 2310, New York, New York           10017
--------------------------------------------------           -----
     Address of principal executive office                  Zip Code

Issuer's telephone number:  (212) 949-9696
                            --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT

                         Common Stock, $0.001 Par Value
                         ------------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past ninety (90) days.
Yes  X    No
    ---      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for Fiscal Year ended December 31, 2000 were $0.00.

As of March 28, 2000, 2,490,000 shares of Common Stock were outstanding and there was no trading market for the Common Stock. The Number of shares held by non-affiliates was 490,000 shares.

Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                               ---    ---

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                                     PART I

Item 1.  Description of Business.

         Voyer Two, Inc. (the "Company" or "we" or "us") was incorporated in Delaware in October 1998 and was formed by Mr. James A. Prestiano, a stockholder, and the sole officer and director of the Company. Our principal executive offices are located at 317 Madison Avenue, Suite 2310, New York, NY 10017. We have always been a developmental stage company since our inception and we have no operating history other than organizational matters, and the Filing of reports with the Securities and Exchange Commission. We have no full time or part time employees and Mr. Prestiano manages our affairs.

         We have no operating business, nor do we intend to develop our own operating business. Our only prospects toward operations is by seeking to effect a merger (a "Merger") with a corporation or other business entity which owns an operating business and wishes to undertake a Merger for its own corporate purposes (a "Merger Target"), generally related to achieving liquidity for its stockholders. Our primary activities currently involve seeking a Merger Target and filing reports with the commission. As such, we are known as a "shell" company, whose sole purpose at this time is to locate a Merger Target and consummate a Merger. We have not entered into any binding agreement with any potential Merger Target and we do not intend to limit potential candidates to any particular field or industry, although we do retain the right to limit candidates, if we so choose, to a particular field or industry. We may effect a Merger with a Merger Target which may be financially unstable or in its early stages of development or growth. Competition for Merger Targets is intense and many other similarly, or better funded entities than us are seeking mergers with Merger Targets.

         Mr. Prestiano also serves as the sole director and officer of nine other somewhat identical companies (identified in Part III, Item 12 below) that contemplate the same business activities as us and thus compete directly with us. Moreover, some of these entities may establish trading markets for their securities before we do making them more attractive to Merger Targets. As a result, there may be a conflict of interest with respect to prospective Merger Targets and presenting the corporate opportunity to us. In general, Delaware law requires officers and directors of a corporation incorporated under the laws of the State of Delaware to present certain business opportunities to such corporation. As a result of Mr. Prestiano's business associations with multiple companies he will have conflicting interests. Therefore, we have agreed that with respect to conflicts of interest amongst these companies related to the allocation of opportunities to negotiate and Merge with Merger Targets, we will waive any conflict or claim related to Mr. Prestiano's fiduciary duty. We have no formal plan relating to the allocation of business or Merger opportunities between us and the nine other companies, and thus there can be no assurance that any Merger opportunity shall be presented to us, as opposed to one of the nine other companies.

         The proposed business activities described herein classify us as a "blank check" or "blind pool" entity. Many states have enacted statutes, rules, and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. We cannot assure that any market for our Common Stock will develop until even if we are able to successfully implement our business plan and completed a Merger with viable operations. However, we are exploring all alternative strategies to attempt to obtain a quote for our Common Stock on the NASDAQ Over The Counter bulletin board in order to enhance our attractiveness to potential Merger Targets.

Item 2.  Description of Property

         We do not own or lease any real property at this time. Pursuant to an oral agreement with The Law Offices of James A. Prestiano, Esq, a firm controlled by James Prestiano, our President, sole director, majority stockholder and founder, we utilize and will continue to utilize the office space and related facilities of such firm as our principal executive office. Such office is located at 317 Madison Avenue, Suite 2310, New York, NY 10017, telephone: (212) 949-9696, facsimile: (212) 949-6241.

         We do not own or intend to invest in any real property, real estate mortgages, or any other real estate backed securities. We have no formal policy with respect to investments in real estate or investments with persons primarily engaged in real estate activities. We may, however, merge with a Merger Target that has such business or investments.


Item 3.  Legal Proceedings

         We are not a party to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of stockholders in the fourth quarter of 2000.

                                     PART II

Item 5.  Market for Company's Common Equity and Related Stockholder Matters

         Our Common Stock is not currently traded on any public trading market. No assurance can be given that any market for our Common Stock will develop. However, we are exploring all alternative strategies to attempt to obtain a quote for our Common Stock on the NASDAQ Over The Counter bulletin board in order to enhance our attractiveness to potential Merger Targets.

         The authorized capital stock of the Company consists of 45,000,000 shares, of which 40,000,000 shares have been designated Common Stock, $0.001 par value, and 5,000,000 shares of "blank-check" Preferred Stock, $0.001 par value. At March 26, 2001, there were 2,490,000 shares of Common Stock outstanding and held of record by 35 stockholders. No shares of Preferred Stock have been issued, and the Board has not designated the rights, preferences of any class or series of Preferred Stock.

         We have not declared any dividends and do not intend to in the foreseeable future as we have no reserves. In the event we enter into a merger or combination, the post merge company may change this policy. However, since most potential Merger Targets are likely to be early stage growth companies, it is unlikely that such a Merger Target's management would declare any dividend for a while after any Merger.


Item 6.  Management's Discussion and Analysis or Plan of Operation

Plan of Operation

         Statements contained in this Annual Report on Form 10-KSB include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results of the Company (sometimes referred to as "we", "us" or the "Company"), performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, general merger and acquisition activity in the marketplace, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," "believe," "estimate," "anticipate," "intends," "continue", "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. (See the Company's Form 10SB for a description of certain of the known risks and uncertainties of the Company.)

General

         Our plan is to seek, investigate, and if such investigation warrants, consummate a merger or other business combination, purchase of assets or other strategic transaction (i.e. Merger) with a corporation, partnership, limited liability company or other business entity (a "Merger Target"), desiring the perceived advantages of becoming a publicly reporting and publicly held corporation. At this time, we have no binding agreement to enter into a Merger with any specific business or company and we have not identified any specific business or company for investigation and evaluation. We will not restrict our search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature. Discussion of proposed plan of operation and Mergers under this caption and throughout this Annual Report is purposefully general and is not meant to restrict our virtually unlimited discretion to search for and enter into potential business opportunities. While we maintain as low an overhead as possible, we also have minimal capital that may not be sufficient to satisfy our cash requirements during the next 12 months. We pay for a substantial portion of our services with our Common Stock, which should, combined with our cash on hand, satisfy our requirement for funds during the next 12 months. in the event that our funds are not sufficient, we may be required to raise additional funds in the next 12 months.

         We may seek a Merger with an entity which only recently commenced operations, or a developing company in need of additional funds to expand into new products or markets or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and needs additional capital which is perceived to be easier to raise by a public company. Indeed, our most common merger candidates are often companies that lack the ability to conduct an IPO, or whose business industry is not well received by the investment banking community. In some instances, a Merger may involve entering into a transaction with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. We may purchase assets and establish wholly-owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

         Selecting a Merger Target will be complex and involve a high degree of risk. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous entities seeking the benefits of a publicly-traded corporation. Many potential Merger Targets are in industries that have essentially not presented well in the conventional IPO market, regardless of their financial success, and suffer from low initial valuations. The perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity (subject to restrictions of applicable statutes and regulations) for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes and regulations) for all stockholders, and other items. Potential Merger Targets may exist in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such Merger Targets extremely difficult and complex.

         We don't have sufficient capital with which to provide the owners of Merger Targets significant cash or other assets. We believe we can offer owners of Merger Targets the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. Nevertheless, have not conducted any specific market research and we are not aware of statistical data which would support the perceived benefits of a Merger or acquisition transaction for the owners of a Merger Target.

         We also believe that finding a suitable Merger Target willing to enter into a Merger with us may depend on the existence of a public trading market for our Common Stock. There is presently no material trading market and there is no assurance that one can be developed.

         We will not restrict our search for any specific kind of Merger Target, and we may merge with an entity which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer. However, we do not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as we have successfully consummated such a Merger, if ever.

Selection and Evaluation of Merger Targets

         Our Management, which currently consists of Mr. Prestiano, will have complete discretion and flexibility in identifying and selecting a prospective Merger Target. In connection with its evaluation of a prospective Merger Target, management anticipates that it will conduct a due diligence review which will encompass, among other things, meeting with incumbent management and inspection of facilities, as well as a review of financial, legal and other information which will be made available to us.

         Under the Federal securities laws, public companies must furnish stockholders certain information about significant acquisitions, which information may require audited financial statements for an acquired company with respect to one or more fiscal years, depending upon the nature of the specific the acquisition. Likewise, the Merger Target after the merger, will be subject to similar rules. Consequently, we will only be able to effect a Merger with a prospective Merger Target that has available audited financial statements or has financial statements which can be audited. If after a Merger the Company fails to comply with these rules, the stockholders may be adversely affected because we may not be able to file registration statements or raise capital until satisfactory audits are obtained.

         The time and costs required to select and evaluate a Merger Target (including conducting a due diligence review) and to structure and consummate the Merger (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and corporation laws) cannot presently be ascertained with any degree of certainty. Mr. Prestiano, our current executive officer and sole director intends to devote only a small portion of his time to our affairs and, accordingly, consummation of a Merger may require a greater period of time than if our management devoted his full time to our affairs. We have engaged third party consultants to assist us in evaluation and due diligence review of potential Merger Targets. To date, these third party consultants have been paid in stock only, but we may be required to hire new consultants and/or pay such persons cash or other securities of the Company to carry out our business plan.

         We will seek potential Merger Targets from all known sources and anticipate that various prospective Merger Targets will be brought to our attention from various non-affiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, other members of the financial community and affiliated sources, including, possibly, our executive officer, director and his affiliates. While we have not yet ascertained how, if at all, we will advertise and promote our company, we may elect to publish advertisements in financial or trade publications seeking potential business acquisitions. Such an advertisement may only be made pursuant to an exemption under the Securities Act. While we do not presently anticipate engaging the services of professional firms that specialize in finding business acquisitions on any formal basis, we may engage such firms in the future, in which event we may pay a finder's fee or other compensation. In no event, however, will we pay a finder's fee or commission to our current officer and director or any entity with which he is affiliated for such service. Moreover, in no event shall we issue any of our securities to any officer, director or affiliate of the Company, or any of their respective affiliates or associates, in connection with activities designed to locate a Merger Target.

         In analyzing prospective Merger Targets, management may consider, among other factors, such matters as;

        o         the available technical, financial and managerial resources;
        o         working capital and other financial requirements;
        o the current Wall Street and other market and analyst's valuations of similarly situated companies;
        o         history of operation, if any;
        o         prospects for the future;
        o         present and expected competition;
        o the quality and experience of management services which may be available and the depth of that management;
        o the potential for further research, development or exploration;
        o specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the company;
        o         the potential for growth or expansion;
        o         the potential for profit;
        o the perceived public recognition or acceptance of products, services or trades; and
        o         name recognition.

         Merger opportunities in which we may participate will present certain risks, many of which cannot be adequately identified prior to selecting a specific opportunity. Our stockholders must, therefore, depend on Management to identify and evaluate such risks. The investigation of specific Merger opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific Merger opportunity the cost therefore incurred in the related investigation would not be recoverable to help offset this and minimize expense, we have employed several consultants who have received stock compensation only, who perform due diligence and assist us in evaluating Merger Targets. Furthermore, even if an agreement is reached for the participation in a specific Merger opportunity, the failure to consummate that transaction may result in our loss of the related costs incurred.

         There can be no assurance that we will find a suitable Merger Target. If no such Merger Target is found, no return on an investment in our securities will be realized, and there will not, most likely, be a market for the Company's stock.

Consultants Retained To Assist In Mergers

         In order to assist us in reviewing and evaluating Merger Targets, we have retained certain consultants. These consultants received stock compensation only and may be reimbursed for certain out of pocket expenses incurred at our request. We may be required to retain additional consultants for cash consideration if the need should arise, and we will be limited, by cash in hand to in doing so.

Structuring of a Merger

         As a general rule, Federal and state tax laws and regulations have a significant impact upon the structuring of Mergers. We will evaluate the possible tax consequences of any prospective Merger and will endeavor to structure a Merger so as to achieve the most favorable tax treatment to us, the Merger Target and our respective stockholders. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our tax treatment of a particular consummated Merger. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a Merger, there may be adverse tax consequences to us, the Merger Target and our respective stockholders. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a particular Merger.

         We may utilize available cash and equity securities in effecting a Merger. Although we have no commitments as of this date to issue any shares of Common Stock or options or warrants, except for additional securities that we may issue for certain professional services, other than those already issued in the offering of our common stock pursuant to Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act") (the "Private Placement"), we will likely issue a substantial number of additional shares in connection with the consummation of a Merger, probably in most cases equal to nine or more times the amount held by our stockholders prior to the Merger. This will leave current stockholders with approximately 10% or less of the post merger company. We also may decide to issue Preferred Stock, with rights, voting privileges, liquidation and dividend preferences, that are senior to the Common

Stock, in connection with a Merger or obtaining financing therefor, although we have no present plans to do so. We may have to effect reverse stock splits prior to or immediately after any Merger. To the extent that such additional shares are issued, dilution to the interests of our stockholders will occur. Additionally, in connection with a Merger, a change in control will occur which may affect, among other things, our ability to utilize net operating loss carry-forwards, if any.

         We may need to borrow funds to effect a Merger. However, our limited resources and lack of operating history may make it difficult to do so. The amount and nature of our borrowings will depend on numerous considerations, including our capital requirements, potential lenders' evaluation of our ability to meet debt service on borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. We have no arrangements with any bank or financial institution to secure additional financing and there can be no assurance that such arrangements if required or otherwise sought, would be available on terms commercially acceptable or otherwise in our best interests. Our inability to borrow funds required to effect or facilitate a Merger, or to provide funds for an additional infusion of capital into a Merger Target, may have a material adverse effect on our financial condition and future prospects, including our ability to effect a Merger. To the extent that debt financing ultimately proves to be available, any borrowings may subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, a Merger Target may have already incurred debt financing and, therefore, we will assume all the risks inherent thereto.

Merger Target

         We are, and may continue to be, subject to intense competition in the business of seeking a Merger with a Merger Target. Such competition is from other entities having business strategy similar to ours. Many of these entities, including venture capital partnerships and corporations, other blind pool companies, large industrial and financial institutions, small business investment companies and wealthy individuals, are well-established and have extensive experience in connection with identifying and effecting Mergers directly or through affiliates. Many of these competitors possess greater financial, technical, human and other resources than us and there can be no assurance that we will have the ability to compete successfully. Our financial resources will be limited in comparison to those of many of our competitors. This inherent competitive limitation may compel us to select certain less attractive Merger prospects. There can be no assurance that such prospects will permit us to achieve its stated business objectives.

Equipment and Employees

         We have no operating business and thus no equipment and no employees other than the president who does not receive a salary. We do not expect to acquire any equipment or employees. We do not intend to develop our own operating business but instead hope to effect a Merger with a Merger Target.

Expenses for Year Ended December 31, 2000

         Net cash used in operating activities for the twelve months ended December 31, 2000 was $19,001 compared to $4,879 for the twelve months ended December 31, 1999. During the twelve months ended December 31, 2000, $1,500 was received upon exercise of certain warrants issued by the Company. As a result, cash on hand decreased by $17,501 for the twelve months ended December 31, 2000 to $12,894.

         Expenses increased by approximately $5,429 for the twelve months ended December 31, 2000 compared to the twelve months ended December 31, 1999. The increases resulted primarily from accounting/auditing, legal and general administrative expenses relating to the Company's quarterly and annual filings. Certain of its professional service providers agreed to defer or forego cash payment for their services in exchange for securities of the Company. As discussed above, the Company will incur substantial expenses, including expenses for professional and other consulting services, when it seeks to negotiate and enter into a Merger.

                                  RISK FACTORS

We Have No Operating History or Basis for Evaluating Prospects

         We were incorporated in October 1998 and we have no operating business or plans to develop one. While we have reviewed several candidates, we have not, as of the date hereof, entered into any binding agreement with any Merger Targets. Accordingly, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. To date, our efforts have been limited to organizational activities, the Private Placement, filing reports with the Commission, and searching for Merger Targets.

Our Auditors Have Expressed Doubt as to our Ability to Continue Business as a Going Concern; We Have Limited Resources and No Revenues From Operations, and May Need Additional Financing in Order to Execute our Business Plan

         We have limited resources and no revenues from operations to date. In addition, we will not achieve any revenues (other than insignificant investment income) until, at the earliest, the consummation of a Merger and we cannot ascertain our capital requirements until such time. Moreover, there can be no assurance that any Merger Target, at the time of the consummation of a Merger, or at any time thereafter, will derive any material revenues from its operations or operate in profitable manner. Further limiting our abilities to achieve revenues, in order to avoid status as an "Investment Company" under the Investment Company Act of 1940, as amended (the "Investment Company Act"), we can only invest our funds prior to a Merger in limited investments which do not invoke Investment Company status. There can be no assurance that determinations ultimately made by us will permit us to achieve our business objectives. We may be required to seek additional financing in order to implement our business plan and/or consummate a Merger. As a result of the above, our independent accountants have expressed doubt as to our ability to continue as a going concern.

We May Not Be Able to Borrow Funds If and As Needed; If We Do Borrow Funds, We Will Be Less Attractive to Potential Merger Targets

         There are currently no contractual or legal limitations on our ability to borrow funds to increase the amount of capital available to us to effect a Merger. However, the limited resources of the Company and lack of operating history will make it difficult to borrow funds. The amount and nature of our borrowings will depend on numerous considerations, including our capital needs, our credit, our perceived ability to meet debt service on any such borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. We cannot assume that debt financing, if required or sought, would be available on terms deemed to be commercially acceptable by and in our best interests. If we are not able to borrow funds required to effect or facilitate a Merger, or to provide funds for an additional infusion of capital into a Merger Target, our financial condition and future prospects will be materially adversely affected. Additionally, to the extent that debt financing ultimately proves to be available, any borrowings may subject the Company to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Any debt we incur may significantly discharge potential Merger Targets. Furthermore, a Merger Target may have already incurred borrowings and, therefore, all the risks inherent thereto will be absorbed by us at the time of a Merger.

We Are Unable to Ascertain Risks Relating to the Industry and Nature of Unidentified Merger Targets, and You Will Have Little or No Control over the Merger Targets after a Merger

         We have not selected any particular industry or Merger Target in which to concentrate our Merger efforts. Our director and executive officer has had numerous dealings and contact or discussions with representatives of our entities regarding a consummation of a Merger, however, no binding agreements exist. Accordingly, there is no basis to evaluate the possible merits or risks of the Merger Target or the particular industry in which we may ultimately operate, and therefore risks of a currently unascertainable nature may arise when a specific Merger Target and industry is chosen. For example, to the extent that we effect a Merger with a financially unstable company or an entity in its early stage of development or growth (including entities without established records of revenues or income), we will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we effect a Merger with an entity in an industry characterized by a high level of risk, we will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries which experience rapid growth. Although management will endeavor to evaluate the risks inherent in a particular Merger Target or industry, there can be no assurance that we will properly ascertain and evaluate all such risks.

Scarcity of and Competition for Merger Opportunities May Hinder the Identification of a Merger Target and the Consummation of a Merger

         We expect to encounter intense competition from other entities having business objectives similar to ours. Many of these entities, including venture capital partnerships and corporations, other blind pool companies, large industrial and financial institutions, small business investment companies and wealthy individuals, are well-established and have extensive experience in connection with identifying and effecting Mergers directly or through affiliates. Many of these competitors possess greater financial, technical, human and other resources than we do and there can be no assurance that we will have the ability to compete successfully. Our financial resources will be limited in comparison to those of many of our competitors. This inherent competitive limitation may compel us to select certain less attractive Merger prospects. There can be no assurance that such prospects will permit us to achieve our stated business objectives.

We Have No Current Binding Agreement With any Possible Merger Target and No Standards for a Merger, Which May Impair the Identification, Evaluation and Consummation of Suitable Merger Opportunities

         While Management may have visited and negotiated with possible Merger Targets, we have no material binding merger agreement with any Merger Target. Management has not identified any particular industry or specific business within an industry for evaluations. Other than issuing shares to our original stockholders and certain consultants, conducting the Private Placement and filing reports with the Commission, we have not commenced any operational activities. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a Merger Target to have achieved. Accordingly, we may enter into a Merger with a Merger Target having insignificant operations, material losses, limited or no potential for earnings, limited assets, negative net worth, or other negative characteristics.

Success of Our Business Depends, In Part, Upon the Consummation of a Merger, and General Stock Market Conditions in the Business Sector of a Merger Target

         Our success will depend to a great extent on locating and consummating a Merger with a Merger Target. Subsequent to any Merger, our success will depend greatly on the operations, financial condition, and management of the identified Merger Target. While we intend to seek a Merger with a company that has an established operating history, there can be no assures that we will be able to successfully locate and complete a merger with candidates meeting such criteria. In the event we successfully complete a Merger, the success of our operations may be dependent upon management of the successor entity together with numerous other factors beyond our control, or control of the successor entity.

We Will Be Able to Effect At Most, One Merger, If Any, and Thus Will Not Have a Diversified Business

         Our resources are limited and we will most likely have the ability to effect only a single Merger. Our success will be entirely dependent upon the future performance of a single business unless the Merger Target has multiple businesses. This probable lack of diversification will subject us to numerous economic, competitive and regulatory developments, any or all of which may have a material adverse impact upon the particular industry in which we may operate subsequent to the consummation of a Merger. We will become dependent upon the development or market acceptance of a single or limited number of products, processes or services of the Merger Target. Accordingly, notwithstanding any capital investment in, and management assistance to the Merger Target, there can be no assurance that the Merger Target will prove to be commercially viable, or that its securities will trade at a favorable level.

We Depend upon a Single Executive Officer and Director, Whose Experience Is Limited and Who Makes All Management Decisions

         Our ability to effect a Merger will be dependent upon the efforts of our executive officer and sole director, James Prestiano. Notwithstanding the importance of Mr. Prestiano, we have not entered into any employment agreement or other understanding with Mr. Prestiano concerning compensation or obtained any "key man" life insurance on his life. The loss of the services of Mr. Prestiano will have a material adverse effect on our business objectives. We will rely upon the expertise of Mr. Prestiano and do not anticipate that we will hire additional personnel. While we have engaged certain outside consultants who have and who will continue to assist us in evaluating Merger Targets, we may not have the resources to retain additional personnel as necessary.

         Although Mr. Prestiano has some legal experience in buying and selling businesses, he has limited experience in "blind pool" or "blank check" companies. In addition, Mr. Prestiano has not been a director or officer of any public company, other than as stated herein.

Mr. Prestiano Has Centralized Control of our Affairs

         Mr. Prestiano owns 2,000,000 shares of Common Stock which he received as a founder. This amount represents approximately 80.3% of the issued and outstanding shares of Common Stock and approximately 80.3% of the voting power of the issued and outstanding shares of Common Stock prior to a Merger (not including any shares underlying certain warrants). In the election of directors, stockholders are not entitled to cumulate their votes for nominees. Accordingly, as a practical matter, management may be able to elect all of our directors and otherwise direct our affairs. Additionally, stockholders will only be permitted to vote on a Merger if a stockholder vote is required under Delaware General Corporation Law, and, even if allowed to vote, Mr. Prestiano controls a majority of our stock, thus effectively giving him control.

Mr. Prestiano's Is a Principal Executive Officer and Director of Nine Other Similar Companies Which Creates an Inherent Conflict of Interest

         Mr. Prestiano serves as the sole director and officer of nine other similarly capitalized companies (identified in Item 12, Part III below) that contemplate the same business activities as us and thus compete directly with us. Some of those entities may develop a trading market for their securities before we do, making them a more attractive candidate to potential Merger Targets. As a result, Mr. Prestiano will have a conflict of interest with respect to prospective Merger Targets and presenting the corporate opportunity to us. In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present certain business opportunities to such corporation. As a result of Mr. Prestiano's business associations with multiple companies, he will have conflicting interests. Therefore, we have agreed that with respect to conflicts of interest amongst these companies related to the allocation of opportunities to negotiate and merge with Merger Targets, we have waived and will waive any conflict or claim related to Mr. Prestiano's fiduciary duty. We believe that any potential conflict is significantly mitigated by the fact that Mr. Prestiano has the same ownership interest in each other company as he does in our Company, and each company (including ours) has identical capital structure. The conflict will be more significant should, at a later date, these facts change.

There Exist Conflicts of Interest Relating to Mr. Prestiano's Time Commitment to the Company

         Mr. Prestiano is not required to commit his full time to our affairs and it is likely that he will not devote a substantial amount of time to our affairs. Mr. Prestiano will have conflicts of interest in allocating management time among various business and professional activities. As a result, the consummation of a Merger may require a greater period of time than if he devoted his full time to our affairs. Mr. Prestiano intends to devote such time as he deems reasonably necessary to carry out our business and affairs, including the evaluation of potential Merger Targets and the negotiation and consummation of a Merger. Mr. Prestiano may even become affiliated with more companies, thus creating further conflicts of interest in determining to which entity a particular business opportunity should be presented. As a result of multiple business affiliations, Mr. Prestiano may have similar legal obligations to present certain business opportunities to multiple entities. There can be no assurance that any of the foregoing conflicts will be resolved in our favor.

There Exist Conflicts of Interest Relating to the Compensation and Reimbursement of Mr. Prestiano and Affiliates

         Mr. Prestiano has received no cash or stock compensation for his services as our sole director and/or president. Mr. Prestiano's share ownership is limited to his founder's shares. Mr. Prestiano and his affiliates have been reimbursed, at cost, for reasonable business expenses incurred on our behalf, including those incurred in connection with our formation, the 1998 Private Placement, and the preparation and filing of a Registration Statement on Form 10SB under the Exchange Act and subsequent reports. Mr. Prestiano and his affiliates will also be entitled to be reimbursed for any future reasonable business expenses, including any expenses incurred in connection with any Merger. This will include reimbursement for the cost of the personnel of Mr. Prestiano or his affiliates (other than Mr. Prestiano himself) to be inclusive of all documented costs of their employment on a reasonable hourly or daily allocation while engaged in activities on our behalf.

We May Pursue a Merger With a Merger Target Operating Outside the United States Which Entail Additional Risks Relating to Doing Business in a Foreign Country

         We may effectuate a Merger with a Merger Target whose business operations or even headquarters, place of formation or primary place of business are located outside the United States. In such event, we may face the significant additional risks associated with doing business in that country. In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers that may make it difficult to evaluate such a Merger Target, ongoing business risks result from the internal political situation, uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability that may be exacerbated in various foreign countries.

Management Will Most Probably Change Upon the Consummation of a Merger

         It is likely that any Merger will result in control by the Merger Target stockholders and that our stockholders would retain only a relatively small minority position or minimal equity. Any such Merger may require management to sell, transfer or cancel all or a portion of our stock held by management, or cause Mr. Prestiano to resign or be removed as an executive officer and/or sole director and a corresponding reduction in or elimination of his participation in future affairs.

Recent Rulemaking Has Made it More Difficult for Us to Establish a Trading Market for Our Common Stock. Blank Check Companies That Are Similarly Situated but That Have a Trading Market for Their Stock, May Be More Attractive to Merger Targets

         A public market for the Common Stock does not exist and there can be no assurance that one will ever develop or if developed will continue. We are exploring alternative strategies to attempt to obtain a quote for our Common Stock on the NASDAQ Over The Counter Bulletin Board in order to enhance our attractiveness to some potential Merger Targets. In general, creation of a public market for the Common Stock depends on, among other things, (i) acceptance of our stock on an exchange or interdealer quotation system, (ii) filing of a Form 211 with NASDAQ for trading on the Over The Counter Bulletin Board and/or (iii) registration of the shares through a Registration Statement filed under the Securities Act. Such actions may be costly and difficult and could potentially fail. Recent NASD policy making has also hindered our ability to obtain a trading market. If no market develops, it may be difficult or impossible for the holders of the Common Stock to sell their securities if they should desire to do so. In addition, there are substantial restrictions on the sale or transfer of Common Stock imposed by federal and state security laws, if the shares of Common Stock are not registered through a Registration Statement. If the shares are registered, there are no assurances that a regular trading market will develop for any of the Common Stock and that if developed any such market will be sustained. It is unlikely any market would develop without a Merger.

It Is Most Likely That Current Stockholders Will Be Immediately and Substantially Diluted upon a Merger

         Our Certificate of Incorporation authorizes the issuance of 40,000,000 shares of Common Stock. There are currently 37,510,000 authorized but unissued shares of Common Stock available for issuance. Although we have no commitments as of this date to issue any of these shares of Common Stock, we will, in all likelihood, issue a substantial number of additional shares in connection with or following a Merger. To the extent that additional shares of Common Stock are issued, our stockholders would experience dilution of their respective ownership interests. Additionally, if we issue a substantial number of shares of Common Stock or voting preferred stock in connection with or following a Merger, a change in control may occur which may affect, among other things, our ability to utilize net operating loss carry forwards, if any. Furthermore, the issuance of a substantial number of shares of Common Stock may adversely affect prevailing market prices, if any, for the Common Stock and could impair our ability to raise additional capital through the sale of its equity securities. We have used and may continue to use consultants and other third parties providing goods and services, including assistance in the identification and evaluation of potential Merger Targets. In the past, these consultants have ben paid only with stock, but in the future, these consultants or third parties may be paid in cash, stock, options or other securities. Mr. Prestiano has the sole discretion to engage consultants and other assistance and to pay partially or in whole with stock or options for stock and to raise additional funds by selling our securities which may involve substantial additional dilution to the investors.

Regulatory and Statutory Obstacles May Hinder Our Attractiveness to Merger Candidates

         Merger Targets are often companies which wish to become public companies to provide liquidity to their stockholders and possibly enhance their future ability to access the capital markets, without the risk and expense of an initial public offering. While the Merger does not immediately provide significant capital, it does, if the Merger is executed as intended, create a public company that owns the assets and business of the Merger Target (usually in a subsidiary) and the Merger Targets shareholders end up with most of the stock and control of the public company. We will generally be attractive to Merger Targets if we have our Common Stock being quoted by dealers and registered under the Exchange Act. Regulatory and rulemaking authorities have, however, taken steps to make it difficult to enable shell corporations (such as us) to have dealer quotations for the securities of such corporations. In order to have dealers quote a bid and ask for our common stock, in addition to other requirements, the dealer must file a form pursuant to Rule 15c2-11 promulgated pursuant to the Exchange Act. This requires an opinion of such broker dealers. Regulatory authorities may scrutinize and possibly take action to block quotation by a dealer of stock in a shell company such as ours. In addition, the regulatory authorities generally will block a dealer from quoting on stock of a company without some significant amount of free trading shares available for trading, often referred to as the "float." All the currently outstanding common stock is held by a relatively small number of stockholders and there is a limited number of free trading shares. As a result, there is no assurance that the regulatory authorities will not block the attempt to obtain dealer quotations for our Common Stock.

Most of Our Outstanding Common Stock Is Not Immediately Eligible for Resale

         Of the 2,490,000 shares of Common Stock outstanding of the Company as of the date of the Registration Statement, few are eligible for sale under Rule 144 ("Rule 144") promulgated under the Securities Act. An aggregate of 275,117 shares have been registered pursuant to the registration statement on Form S-8. In addition, under Rule 144, as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate of the Company (or persons whose shares are aggregated), who has owned restricted shares of Common Stock beneficially for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed the greater of 1% of the total number of outstanding shares of the same class or, if the Common Stock is quoted on an exchange or NASDAQ, the average weekly trading volume during the four calendar weeks preceding the sale. A person who has not been an affiliate of the Company for at least three months immediately preceding the sale and who has beneficially owned the shares of Common Stock to be sold for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above. No prediction can be made as to the effect, if any, that sales of such shares of Common Stock or the availability of such shares for sale will have on the market prices, if any, for shares of Common Stock prevailing from time to time. Nevertheless, the sale of substantial amounts of Common Stock in the public market would likely adversely affect prevailing market prices for the Common Stock and could impair our ability to raise capital through the sale of equity securities.

Taxation Considerations May Impact the Structure of a Merger and Post-Merger Liabilities

         Federal and state tax consequences will, in all likelihood, be major considerations in any Merger we undertake. The structure of a Merger or the distribution of securities to stockholders may result in taxation of us, the Merger Target or stockholders. Typically, these transactions may be structured to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any Merger so as to minimize the federal and state tax consequences to both us and any Merger Target. Management cannot assure that Merger will meet the statutory requirements for a tax-free reorganization, or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.

We May Be Deemed to be an Investment Company and Subjected to Related
Restrictions

         The regulatory scope of the Investment Company Act, which was enacted principally for the purpose of regulating vehicles for pooled investments in securities, extends generally to companies engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. The Investment Company Act may, however, also be deemed to be applicable to companies which do not intend to be characterized as an investment company but which, nevertheless, engages in activities which may be deemed to be within the definitional scope of certain provisions of the Investment Company Act. We believe that our anticipated principal activities, which will involve acquiring control of an operating company, will not subject us to regulation under the Investment Company Act. Nevertheless, there can be no assurance that we will not be deemed to be an investment company, particularly during the period prior to consummation of a Merger. If we are deemed to be an investment company, our activities will be restricted, including restrictions on the nature of our investments and the issuance of securities. We may also be required to register under the Investment Company Act and file reports, or adopt onerous corporate governance rules with burdensome reporting, record keeping, voting, proxy, disclosure and other rules and regulations. In the event we are deemed to be an investment company, our failure to satisfy such regulatory requirements, whether on a timely basis or at all, would, under certain circumstances, have a material adverse effect on us.

We Do Not Expect to Pay Cash Dividends

         We do not expect to pay dividends and we have no cash reserves. The payment of dividends after consummating any such Merger, if any, will be contingent upon the incoming management's views and our revenues and earnings, if any, capital requirements, and general financial condition subsequent to consummation of a Merger. We presently intend to retain all earnings, if any, for use in business operations and accordingly, the Board does not anticipate declaring any dividends in the foreseeable future. It is probable that any postmerger arrangement will have a similar philosophy, given that most Merger Targets will be in their early stages of growth.

We Are Authorized to Issue Preferred Stock

         Our Certificate of Incorporation authorizes the designation and issuance of 5,000,000 shares of preferred stock (the "Preferred Stock"), with such designations, powers, preferences, rights, qualifications, limitations and restrictions of such series as the Board, subject to the laws of the State of Delaware, may determine from time to time. Accordingly, the Board is empow ered, without stockholder approval, to designate and issue Preferred Stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of Common Stock. In addition, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change our control. Although we do not currently intend to designate or issue any shares of Preferred Stock, there can be no assurance that we will not do so in the future. It is likely however, that following a merger, new management may issue such preferred stock, and it is possible that one or more series of preferred stock will be designated and/or issued in order to effectuate a merger or financing. As of this date, we have no outstanding shares of Preferred Stock and we have not designated the rights or preferences of any series of preferred stock.


Item 7.  Financial Statements

         See the Consolidated Financial Statements and related Report of Independent Certified Public Accountants included herewith as pages F-1 through F-8.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The following table sets forth information concerning the sole director and executive officer of the Company:

Name                    Age        Title
----                    ---        -----

James A. Prestiano       36        President, Secretary, and Sole Director

         Mr. James A. Prestiano, age 36, is the sole director, president, and secretary of the Company. Mr. Prestiano is the principal of the Law Offices of James A. Prestiano. Mr. Prestiano practices law in New York, New York in the areas of securities law, corporate law, litigation and other business matters. Mr. Prestiano has practiced law in New York since 1993. From 1990 to 1993, Mr. Prestiano was a Staff Attorney at the Northeast Regional Office of the United States Securities and Exchange Commission. Mr. Prestiano is a graduate of St. Johns University, where he received a B.A. degree in 1987 and J.D. degree in 1990.

       Mr. Prestiano is not required to commit his full time to the affairs of the Company and it is likely that he will not devote a substantial amount of time to the affairs of the Company. Mr. Prestiano will have conflicts of interest in allocating management time among various business activities. As a result, the consummation of a Merger may require management to devote a greater period of time than they are able to. However, Mr. Prestiano will devote such time as he deems reasonably necessary to carry out the business and affairs of the Company, including the evaluation of potential Merger Targets and the negotiation and consummation of a Merger and, as a result, the amount of time devoted to the business and affairs of the Company may vary significantly depending upon, among other things, whether the Company has identified a Merger Target or is engaged in active negotiation and consummation of a Merger.

Meetings of the Board

       Our sole director is, and always has been, Mr. Prestiano. As of March 26, 2001, the Board of Directors, by written consent signed by the sole director, in lieu of a meeting, approved and ratified all actions taken by management including all agreements and stock issuance in fiscal 2000. As we only have one board member, we do not have separate or independent audit or compensation committees.

       In addition to the Company, Mr. Prestiano serves as the sole director and sole officer (President, Secretary and Chief Financial Officer) of nine other companies that contemplate the same business activities as the Company and thus compete directly with the Company. Including the Company, these companies are:
Algiers Resources, Inc.; Balstron Corporation; Daliprint, Inc.; Hartscup Corporation; Mayall Partners, Inc.; PSLRA, Incorporated; Regal Acquisitions, Inc.; Spacial Corporation; Voyer One, Inc.; and, Voyer Two, Inc.

Item 10.  Executive Compensation

       James A. Prestiano is the sole officer and director of the Company. Mr. Prestiano receives no compensation for his services as the sole director and/or president and secretary of the Company. Mr. Prestiano and his affiliates have been reimbursed, at cost, for the reasonable business expenses of the Company, including those incurred in connection with the formation of the Company, the Private Placement, and the preparation and filing of a Registration Statement on Form 10-SB under the Exchange Act. Mr. Prestiano and his affiliates will also be entitled to be reimbursed for any future reasonable business expenses of the Company, including any expenses incurred in connection with any Merger. This will include reimbursement for the cost of the personnel of Mr. Prestiano or his affiliates (other than Mr. Prestiano himself) to be inclusive of all documented costs of their employment on a reasonable hourly or daily allocation while engaged in activities on behalf of the Company.

       While the Company does not presently anticipate engaging the services of professional firms that specialize in finding business acquisitions on any formal basis, the Company may engage such firms in the future, in which event the Company may pay a finder's fee or other compensation. In no event, however, will the Company pay a finder's fee or commission to any officer and director of the Company or any entity with which he is affiliated for such service. Moreover, in no event shall the Company issue any of its securities to any officer, director or promoter of the Company, or any of their respective affiliates or associates, in connection with activities designed to locate a Merger Target. The Company does not have any incentive or stock option plan in effect.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information as of this date, with respect to Common Stock of the Company owned by James A. Prestiano, the sole director and officer of the Company, and one other individual which are the only individuals who are known to own beneficially or of record, more than 5% of the outstanding and voting Common Stock. The below table is based on an aggregate of 2,490,000 shares of Common Stock issued and outstanding as of March 27, 2001.


                                           Shares             Percent
                                        Beneficially          of Class
         Name                              Owned             Outstanding
------------------------------          ------------         -----------
James A. Prestiano (1)                     2,000,000  (2)         80.3%
Gerry L. Martin (3)                          142,000  (3)          5.7%

All Officers and Directors as a            2,000,000              80.3%
group (one person)

---------------------------
(1) The address for Mr. Prestiano is c/o the Company, 317 Madison Avenue, Suite 2310, New York, NY 10017, telephone: (212) 949-9696, facsimile: (212)
     949-6241.
(2) Mr. Prestiano has sole voting and investment power with respect to the shares shown.
(3) The address for Mr. Martin is c/o CMI, 2102 Business Center Drive, Suite 130, Irvine, California, 92612. These shares were issued upon exercise of warrants, issued in connection with a consulting agreement between CMI and the Company. Mr. Martin is a principal of CMI.

       A Merger will, in all likelihood, result in stockholders of the Merger Target obtaining a controlling interest in the Company. Any such Merger may require management of the Company to sell, transfer or cancel all or a portion of our stock held by management, or cause Mr. Prestiano to resign or be removed as executive officer and/or sole director and a corresponding reduction in or elimination of his participation in the future affairs of the Company. Any such merger or other change of control will also most likely require the filing by the Company of an Information Statement under Rule 14(c) and/or 14(f) of the Exchange Act and/or pursuant to Delaware law.

Item 12.  Certain Relationships and Related Transactions

       To this date, the Company has had no operating business and engaged in no transactions in which Mr. Prestiano has had any direct or indirect material interest. Should the Company engage in any such transaction in the future, Mr. Prestiano's interest therein would arise only from his ownership of Common Stock of the Company and would receive no extra or special benefit that was not shared equally (pro rata) by all holders of Common Stock of the Company. Upon founding and creation of the Company in October of 1998, Mr. Prestiano received 2,000,000 shares of Common Stock, which at such time was without value for nominal consideration.

       In addition to the Company, Mr. Prestiano serves as the sole director and sole officer (President, Secretary and Chief Financial Officer) of nine other companies that contemplate the same business activities as the Company and thus compete directly with the Company. Including the Company, these companies are:
Algiers Resources, Inc.; Balstron Corporation; Daliprint, Inc.; Hartscup Corporation; Mayall Partners, Inc.; PSLRA, Incorporated; Regal Acquisitions, Inc.; Spacial Corporation; Voyer One, Inc.; and, Voyer Two, Inc.

       As a result of his role as the sole officer and director of these ten companies, Mr. Prestiano will have a conflict of interest with respect to prospective Merger Targets and presenting the corporate opportunity to the Company. In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present certain business opportunities to such corporation, and the laws of the State of Delaware further provide rights and remedies to stockholders in the event such duty is breached. As a result of Mr. Prestiano's business associations with multiple companies he will have conflicting interests. Therefore, the Company has agreed that with respect to conflicts of interest amongst these companies related to the allocation of opportunities to negotiate and Merge with Merger Targets, the Company will waive any conflict or claim related to Mr. Prestiano's fiduciary duty. However, the conflict should be mitigated by the fact that Mr. Prestiano has the same ownership interest in each other company as he does in the Company, and each company (including the Company) has identical stockholders, at least initially. In addition, in most cases, Mr. Prestiano allows the potential Merger Target to chose the company to merge with. The conflict will be more significant should, at a later date, these facts change.

       Similarly, in general, officers and directors of a corporation incorporated under the laws of the state of Delaware owe certain fiduciary obligations to the stockholders of such corporation. Among these are the duties of fiduciary care and loyalty, prudent business judgment, and the above-mentioned duty regarding the presentation of corporate opportunities. Essentially, officers and directors have a duty to act in a manner so as to advance the financial interests of the corporation and the stockholders. When these obligations or duties are breached, aggrieved stockholders can seek redress through a derivative action brought on behalf of the corporation and occasionally, depending on the facts and circumstances, through suits brought individually. However, with respect to the Company and the nine other companies, each current shareholder was made aware at the time he or she acquired his or her shares of the fact that Mr. Prestiano is the sole officer and director of the Company and the nine other companies (as stated in the offering memorandum pursuant to which each shareholder acquired his or her shares). In addition, each shareholder at the time of his or her acquisition of shares of the Company was required to make an equal investment in each of the other nine companies. Thus, because each shareholder of the Company is also an equal shareholder in each of the nine other companies that compete directly with the Company, no shareholder of the Company would be harmed due to conflicts of interest among these companies related to Mr. Prestiano's fiduciary obligations as sole officer and director of each company and/or the allocation of opportunities to negotiate and Merge with Merger Targets.

Use of Office Space Leased by Our Management

       We do not own or lease any real property at this time. Pursuant to an oral agreement with The Law Offices of James A. Prestiano, a firm controlled by James Prestiano, our President, sole director, majority stockholder and founder, we utilize and will continue to utilize the office space and related facilities of such firm as our principal executive office. In addition, we may reimburse Mr. Prestiano for expenses incurred on our behalf relating to the use of such facilities.


Item 13.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number             Description
--------------             -----------

3(i)                       Certificate of Incorporation (1)

3(ii)                      Bylaws (1)

4.1 Form of Subscription Supplement, Lock-Up and Registration Rights Agreement executed by investors in the December 1998 Private Placement. (1)

4.2 Form of Subscription Agreement executed by investors in the Private Placement. (1)

4.3 Placement Agent's Warrant Agreement between Algiers Resources, Inc., Balstron Corporation, Daliprint, Inc., Hartscup Corporation, Mayall

                           Partners, Inc., PSLRA, Inc., Regal Acquisitions Inc., Spacial Corporations, Voyer One, Inc., Voyer Two, Inc. and CMI, dated as of April 19, 1999 relating to issue of Placement Agent Warrants to purchase $51,000 Shares of Common Stock. (1)

4.4 Consulting Agreement dated as of June 26, 2000, between Algiers Resources, Inc., Balstron Corporation, Daliprint, Inc., Hartscup Corporation, Mayall Partners, Inc., PSLRA, Inc., Regal Acquisitions Inc., Spacial Corporations, Voyer One, Inc., Voyer Two, Inc. and CMI (the "Consultant"). (2)

4.5 Form of Warrant Agreement relating to warrants issued to Consultant. (3)

10 Placement Agent Agreement between each of Algiers Resources, Inc., Balstron Corporation, Daliprint, Inc., Hartscup Corporation, Mayall Partners, Inc., PSLRA, Inc., Regal Acquisitions Inc., Spacial Corporations, Voyer One, Inc., Voyer Two, Inc. and Tradeway Securities, Inc. as Placement Agent. (1)

23.1                       Consent of Auditors.



(1) Incorporated by reference from the Company's Form 10-KSB, for fiscal year ended December 31, 1999.

(2) Incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-8 (SEC File No. 333-41936), filed on July 20, 2000.

(3) Incorporated by reference from Exhibit 4.2 to the Company's Registration Statement on Form S-8 (SEC File No. 333-41936), filed on July 20, 2000.

(b)  Reports on Form 8-K

    No reports on Form 8-K were filed during the fourth quarter of 2000.

                                 VOYER TWO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2000 AND 1999

                                                                 VOYER TWO, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                        CONTENTS
                                                               December 31, 1999
--------------------------------------------------------------------------------


                                                                     Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                     1

FINANCIAL STATEMENTS

     Balance Sheet                                                     2

     Statements of Operations                                          3

     Statements of Stockholders' Equity                                4

     Statements of Cash Flows                                          5

     Notes to Financial Statements                                   6 - 8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Voyer Two, Inc.

We have audited the accompanying balance sheet of Voyer Two, Inc. (a development stage company) as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Voyer Two, Inc. as of December 31, 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000 in conformity with generally accepted accounting principles.

As discussed in Note 1, the Company has been in the development stage since its inception on October 6, 1998. The Company has incurred losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
February 14, 2001

                                                                 VOYER TWO, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                   BALANCE SHEET
                                                               December 31, 1999
--------------------------------------------------------------------------------


                                     ASSETS

Assets
     Cash                                                       $ 12,894
     Prepaid expenses                                              2,718
                                                                --------

                  Total assets                                  $ 15,612
                                                                ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accrued expenses                                           $  1,006
                                                                --------

         Total current liabilities                                 1,006
                                                                --------

Stockholders' equity
     Preferred stock, $0.001 par value
         5,000,000 shares authorized
         no shares issued and outstanding                             --
     Common stock, $0.001 par value
         40,000,000 shares authorized
         2,490,000 shares issued and outstanding                   2,490
     Additional paid-in capital                                   40,610
     Contributed capital - stock warrants outstanding              2,813
     Deficit accumulated during the development stage            (31,307)
                                                                --------

              Total stockholders' equity                          14,606
                                                                --------

                  Total liabilities and stockholders' equity    $ 15,612
                                                                ========


The accompanying notes are an integral part of these financial statements.

                                                                 VOYER TWO, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF OPERATIONS
                              For the Years Ended December 31, 2000 and 1999 and
            for the Period from October 6, 1998 (Inception) to December 31, 2000
--------------------------------------------------------------------------------

                                                                              For the
                                                                            Period from
                                                                             October 6,
                                                                               1998
                                                 For the Year Ended        (Inception) to
                                                    December 31,            December 31,
                                          -----------------------------    --------------
                                             2000              1999             2000
                                          -----------       -----------     -----------
Operating expenses                        $    17,749       $    12,320     $    31,307
                                          -----------       -----------     -----------

Net loss                                  $   (17,749)      $   (12,320)    $   (31,307)
                                          ===========       ===========     ===========

Basic and diluted
   Loss per common share                  $    (0.008)      $    (0.006)    $    (0.014)
                                          ===========       ===========     ===========

   Weighted-average common shares
     used to compute basic and diluted
     loss per share                         2,297,123         2,155,907       2,203,905
                                          ===========       ===========     ===========

The accompanying notes are an integral part of these financial statements.

                                                                 VOYER TWO, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENTS OF STOCKHOLDERS' EQUITY
            For the Period from October 6, 1998 (Inception) to December 31, 2000
--------------------------------------------------------------------------------

                                                                                       Contributed      Deficit
                                                                                         Capital -    Accumulated
                                                   Common Stock          Additional       Stock       during the
                                            ------------------------      Paid-In        Warrants     Development
                                             Shares           Amount      Capital      Outstanding      Stage           Total
                                             ------           ------     ----------    -----------    -----------       -----
Balance, October 6, 1998 (inception)                -     $        -     $        -    $        -    $        -     $        -

Issuance of common stock                    2,020,000          2,020          2,580                                      4,600

Net loss                                                                                                 (1,238)        (1,238)
                                           ----------     ----------     ----------    ----------    ----------     ----------
Balance, December 31, 1998                  2,020,000          2,020          2,580             -        (1,238)         3,362

Issuance of common stock                      150,000            150         33,600                                     33,750

Issuance of stock warrants                                                                  2,813                        2,813

Net loss                                                                                                (12,320)       (12,320)
                                           ----------     ----------     ----------    ----------    ----------     ----------

Balance, December 31, 1999                  2,170,000          2,170         36,180         2,813       (13,558)        27,605

Issuance of common stock                      170,000            170          2,280                                      2,450

Issuance and exercise of stock warrants       150,000            150          2,150                                      2,300

Net loss                                                                                                (17,749)       (17,749)
                                           ----------     ----------     ----------    ----------    ----------     ----------

     Balance, December 31, 2000             2,490,000     $    2,490     $   40,610    $    2,813    $  (31,307)    $   14,606
                                           ----------     ----------     ----------    ----------    ----------     ----------

The accompanying notes are an integral part of these financial statements.

                                                                 VOYER TWO, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
                              For the Years Ended December 31, 2000 and 1999 and
            for the Period from October 6, 1998 (Inception) to December 31, 2000
--------------------------------------------------------------------------------

                                                                            For the
                                                                          Period from
                                                                           October 6,
                                                   For the Year Ended         1998
                                                       December 31,      (Inception) to
                                                  ---------------------   December 31,
                                                    2000        1999          2000
                                                  ---------   ---------  --------------
                                                  ---------   ---------     ---------
Cash flows from operating activities
   Net loss                                       $ (17,749)  $ (12,320)    $ (31,307)
   Adjustments to reconcile net loss to
     net cash used in operating activities
       Stock warrants outstanding                         -       2,813         2,813
       Issuance of common stock for services
         rendered                                     2,450           -         2,450
       Exercise of warrants issued for services
         rendered                                       800           -           800
   Change in
     Prepaid expenses                                (2,718)      1,888        (2,718)
     Accrued expenses                                (1,784)      2,740         1,006
                                                  ---------   ---------     ---------

Net cash used in operating activities               (19,001)     (4,879)      (26,956)
                                                  ---------   ---------     ---------

Cash flows from financing activities
   Cash received for common stock                     1,500      38,250        39,850
   Due to stockholder                                     -      (3,076)            -
                                                  ---------   ---------     ---------

Net cash provided by financing activities             1,500      35,174        39,850
                                                  ---------   ---------     ---------

Net increase (decrease) in cash                     (17,501)     30,295        12,894

Cash, beginning of period                            30,395         100             -
                                                  ---------   ---------     ---------

Cash, end of period                               $  12,894   $  30,395     $  12,894
                                                  =========   =========     =========

The accompanying notes are an integral part of these financial statements.

                                                                 VOYER TWO, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 1999
--------------------------------------------------------------------------------

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

         Loss per Share
         The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic loss per share is computed by dividing the loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same.

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

                                                                 VOYER TWO, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 1999
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Recently Issued Accounting Pronouncements
         In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. Changes in accounting to apply the guidance in SAB No. 101 may be accounted for as a change in accounting principle effective January 1, 2000. Management has not yet determined the complete impact of SAB No. 101 on the Company; however, management does expect that application of SAB No. 101 will have a material effect on the Company's revenue recognition and results of operations.

         In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," (an Interpretation of Accounting Principles Bulletin Opinion No. 25 ("APB 25")) ("FIN 44"). FIN 44 provides guidance on the application of APB 25, particularly as it relates to options. The effective date of FIN 44 is July 1, 2000, and the Company has adopted FIN 44 as of that date.

         In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Instruments and Certain Hedging Activities." This statement is not applicable to the Company.

         In June 2000, the FASB issued SFAS No. 139, "Rescission of FASB Statement No. 53 and Amendments to Statements No. 63, 89, and 121." This statement is not applicable to the Company.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." This statement is not applicable to the Company.


NOTE 2 - WARRANTS OUTSTANDING

         On April 19, 1999, warrants to purchase 51,000 shares of the Company's common stock, par value $0.001, were issued to the placement agent at an exercise price of $0.255 per share. The shares vest immediately and can be exercised within seven years from the date of issuance of the warrants. The fair value of the warrants at the date of issuance was approximately $2,813 based on the fair value of the placement agent's services, less cash paid. As of December 31, 2000, the warrants were still outstanding.

                                                                 VOYER TWO, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 1999
--------------------------------------------------------------------------------

NOTE 3 - ISSUANCE OF COMMON STOCK

         On August 8, 2000, the Company issued 170,000 shares of common stock valued at $2,450 under various agreements with several consultants in return for certain professional services rendered, which were not related to raising capital.


NOTE 4 - RESTRICTED STOCK

         2,214,853 shares of common stock issued to the President and other stockholders are subject to a Lockup and Registration Rights Agreement. Under the terms of the agreement, these shares cannot be sold, pledged, assigned, or otherwise transferred or hypothecated (a) for a period of six months after the registration of the common stock and merger and
         (b) to the extent of 50% of the shares of the Company, for a period of 12 months following the consummation of the merger.


NOTE 5 - EXERCISE OF WARRANTS ISSUED

         On June 26, 2000, pursuant to a consulting agreement, warrants to purchase a total of 150,000 shares of the Company's common stock, par value $0.001, were issued to various consultants at an exercise price of $0.01 per share. In September 2000, holders of these warrants exchanged the warrants for 150,000 shares of common stock, the consideration for which was the fair value of their services, valued at $800, and a cash payment of $1,500.


NOTE 6 - RELATED PARTY TRANSACTIONS

         The Company utilizes office space of a law firm owned by its President/Director. The Company does not pay any rent for such office space. The President/Director also provides certain administrative services at no charge to the Company.

                                   Signatures

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                VOYER TWO, INC.


                                By /s/ James A. Prestiano
                                   -----------------------------
                                   James A. Prestiano, President, Secretary and
                                   Chief Financial Officer
                                   Date: March 29, 2001

    Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                By /s/ James A. Prestiano
                                   -----------------------------
                                   James A. Prestiano, President, Secretary and
                                   Chief Financial Officer and sole Director
                                   Date:  March 29, 2001

                          ANNUAL REPORT ON FORM 10-KSB
                      Fiscal Year Ended December 31, 2000


                                 EXHIBIT INDEX


Exhibit
 Index               Description of Exhibit
 -----               ----------------------

23.1                 Consent of Auditors.