Form 10QSB
period 2001-06-30
VOYER TWO INC/NY
filed 2001-08-14
CIK 1077267

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Quarter Ended June 30, 2001

                                       or

[ ]     Transitional report under Section 13 or 15(d) of the Exchange Act

                          Commission File No. 000-26649

                                 Voyer Two, Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

        Delaware                                      13-4031427
------------------------------------------------------------------------------
State or other jurisdiction of           I.R.S. Employer Identification Number
incorporation or organization

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

State the number of shares outstanding of each of the issuer=s classes of common equity, as of the latest practical date: As of August 8, 2001, there were 2,490,000 shares of Common Stock, par value $.001 per share, outstanding

Transitional Small Business Disclosure Format (check one):
Yes          No  X
   ---          ---

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                                                 VOYER TWO, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                        CONTENTS
                        December 31, 2000 and June 30, 2001 and 2000 (unaudited)
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

                                                                 VOYER TWO, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                  BALANCE SHEETS
                                 December 31, 2000 and June 30, 2001 (unaudited)
--------------------------------------------------------------------------------

                                                      ASSETS

                                                                               June 30,   December 31,
                                                                                 2001         2000
                                                                               --------     --------
                                                                              (unaudited)
Assets
     Cash                                                                      $  7,031     $ 12,894
     Prepaid expenses                                                             1,267        2,718
                                                                               --------     --------

                      Total assets                                             $  8,298     $ 15,612
                                                                               ========     ========


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accrued expenses                                                          $     --     $  1,006
                                                                               --------     --------

         Total current liabilities                                                   --        1,006
                                                                               --------     --------

Stockholders' equity
     Preferred stock, $0.001 par value
         5,000,000 shares authorized
         no shares issued and outstanding                                            --           --
     Common stock, $0.001 par value
         40,000,000 shares authorized
         2,490,000 (unaudited) and 2,490,000 shares issued
              and outstanding                                                     2,490        2,490
     Additional paid-in capital                                                  40,610       40,610
     Contributed capital - stock warrants outstanding                             2,813        2,813
     Deficit accumulated during the development stage                           (37,615)     (31,307)
                                                                               --------     --------

                  Total stockholders' equity                                      8,298       14,606
                                                                               --------     --------

                      Total liabilities and stockholders' equity               $  8,298     $ 15,612
                                                                               ========     ========


The accompanying notes are an integral part of these financial statements.

                                                                 VOYER TWO, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF OPERATIONS
       For the Three and Six Months Ended June 30, 2001 and 2000 (unaudited) and for the Period from October 6, 1998 (Inception) to June 30, 2001 (unaudited)
--------------------------------------------------------------------------------

                                                                                                       For the
                                                                                                     Period from
                                          For the                           For the                   October 6,
                                     Three Months Ended                 Six Months Ended                 1998
                                          June 30,                          June 30,               (Inception) to
                             ---------------------------------  ---------------------------------      June 30,
                                   2001              2000             2001              2000             2001
                             ----------------  ---------------  ----------------  ---------------  ----------------
                                (unaudited)       (unaudited)      (unaudited)       (unaudited)      (unaudited)
Operating expenses           $         1,572   $         3,016  $          6,308  $         8,785  $         37,615
                             ---------------   ---------------  ----------------  ---------------  ----------------

Net loss                     $        (1,572)  $        (3,016) $         (6,308) $        (8,785) $        (37,615)
                             ===============   ===============  ================  ===============  ================

Basic and diluted
   Loss per common
     share                   $        (0.001)  $        (0.001) $         (0.003) $        (0.004) $         (0.017)
                             ===============   ===============  ================  ===============  ================

Weighted-average
   common shares
   outstanding                     2,490,000         2,170,000         2,490,000        2,170,000         2,248,096
                             ===============   ===============  ================  ===============  ================




The accompanying notes are an integral part of these financial statements.

                                                                 VOYER TWO, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENTS OF STOCKHOLDERS' EQUITY
    For the Period from October 6, 1998 (Inception) to June 30, 2001 (unaudited)
--------------------------------------------------------------------------------

                                                                                     Contributed     Deficit
                                                                                       Capital -   Accumulated
                                                                         Additional      Stock      during the
                                                 Common Stock             Paid-In      Warrants    Development
                                             Shares         Amount        Capital     Outstanding      Stage          Total
                                          ------------   ------------   -----------   -----------   ------------   -----------
Balance, October 6, 1998 (inception)               --     $       --     $       --    $       --    $       --     $       --
Sale of common stock                        2,020,000          2,020          2,580                                      4,600
Net loss                                                                                                 (1,238)        (1,238)
                                           ----------     ----------     ----------    ----------    ----------     ----------

Balance, December 31, 1998                  2,020,000          2,020          2,580            --        (1,238)         3,362
Sale of common stock                          150,000            150         33,600                                     33,750
Issuance of stock warrants                                                                  2,813                        2,813
Net loss                                                                                                (12,320)       (12,320)
                                           ----------     ----------     ----------    ----------    ----------     ----------

Balance, December 31, 1999                  2,170,000          2,170         36,180         2,813       (13,558)        27,605
Issuance of common stock                      170,000            170          2,280                                      2,450
Issuance and exercise of stock warrants       150,000            150          2,150                                      2,300
Net loss                                                                                                (17,749)       (17,749)
                                           ----------     ----------     ----------    ----------    ----------     ----------

Balance, December 31, 2000                  2,490,000          2,490         40,610         2,813       (31,307)        14,606
Net loss (unaudited)                                                                                     (6,308)        (6,308)
                                           ----------     ----------     ----------    ----------    ----------     ----------

     Balance, June 30, 2001 (unaudited)     2,490,000     $    2,490     $   40,610    $    2,813    $  (37,615)    $    8,298
                                           ==========     ==========     ==========    ==========    ==========     ==========



The accompanying notes are an integral part of these financial statements.

                                                                 VOYER TWO, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2001 and 2000 (unaudited) and for the Period from October 6, 1998 (Inception) to June 30, 2001 (unaudited)
--------------------------------------------------------------------------------

                                                                              For the
                                                                            Period from
                                                           For the           October 6,
                                                       Six Months Ended         1998
                                                           June 30,       (Inception) to
                                                    ---------------------     June 30,
                                                      2001         2000         2001
                                                    --------     --------     --------
                                                   (unaudited)  (unaudited)  (unaudited)
Cash flows from operating activities
   Net loss                                         $ (6,308)    $ (8,785)    $(37,615)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Stock warrants outstanding                         --           --        2,813
       Issuance of common stock for services
         rendered                                         --           --        2,450
       Exercise of warrants issued for services
         rendered                                         --           --          800
       Change in
         Prepaid expenses                              1,451           --        1,267
         Accrued expenses                             (1,006)        (950)          --
                                                    --------     --------     --------

Net cash used in operating activities                 (5,863)      (9,735)     (30,285)
                                                    --------     --------     --------

Cash flows from financing activities
   Cash received for common stock                         --           --       37,316
   Due to stockholder                                     --           --           --
                                                    --------     --------     --------

Net cash provided by financing activities                 --           --       37,316
                                                    --------     --------     --------

Net increase (decrease) in cash                       (5,863)      (9,735)       7,031

Cash, beginning of period                             12,894       30,395           --
                                                    --------     --------     --------

Cash, end of period                                 $  7,031     $ 20,660     $  7,031
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

         Estimates
         ---------
         The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Loss per Share
         --------------
         The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic loss per share is computed by dividing the loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same.

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

         Recently Issued Accounting Pronouncements
         -----------------------------------------
         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Bulletin ("APB") Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Pre-Acquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method for those business combinations is prohibited. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. It is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously.

NOTE 2 - WARRANTS OUTSTANDING

         On April 19, 1999, warrants to purchase 51,000 shares of the Company's common stock, par value $0.001, were issued to the placement agent at an exercise price of $0.255 per share. The shares vest immediately and can be exercised within seven years from the date of issuance of the warrants. The fair value of the warrants at the date of issuance was approximately $2,813 based on the fair value of the placement agent's services, less cash paid. As of June 30, 2001, the warrants were still outstanding.


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

General

     Our plan is to seek, investigate, and if such investigation warrants, consummate a merger or other business combination, purchase of assets or other strategic transaction (i.e. Merger) with a corporation, partnership, limited liability company or other business entity (a "Merger Target"), desiring the perceived advantages of becoming a publicly reporting and publicly held corporation. At this time, we have no binding agreement to enter into a Merger with any specific business or company and we have not identified any specific business or company for investigation and evaluation. We will not restrict our search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature. Discussion of proposed plan of operation and Mergers under this caption and throughout this Quarterly Report is purposefully general and is not meant to restrict our virtually unlimited discretion to search for and enter into potential business opportunities. While we maintain as low an overhead as possible, we also have minimal capital that may not be sufficient to satisfy our cash requirements during the next 12 months.

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

     Selecting a Merger Target will be complex and involve a high degree of risk. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous entities seeking the benefits of being a publicly-traded corporation. Many potential Merger Targets are in industries that have essentially not presented well in the conventional IPO market, regardless of their financial success, and suffer from low initial valuations. The perceived benefits of being a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity (subject to restrictions of applicable statutes and regulations) for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes and regulations) for all stockholders, and other items. Potential Merger Targets may exist in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such Merger Targets extremely difficult and complex.

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

     The time and costs required to select and evaluate a Merger Target (including conducting a due diligence review) and to structure and consummate the Merger (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and corporation laws) cannot presently be ascertained with any degree of certainty. Mr. Prestiano, our current executive officer and sole director intends to devote only a small portion of his time to our affairs and, accordingly, consummation of a Merger may require a greater period of time than if our management devoted his full time to our affairs. We have engaged third party consultants to assist us in the evaluation and due diligence review of potential Merger Targets. To date, these third party consultants have been paid in stock only, but we may be required to hire new consultants and/or pay such persons cash or other securities of the Company to carry out our business plan.

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

Expenses for the Six Months Ended June 30, 2001

     Net cash used in operating activities for the six months ended June 30, 2001 was $5,863, as compared to $9,735 for the six months ended June 30, 2000. The Company did not have other sources or uses of cash during the six months ended June 30, 2001. Accordingly cash on hand decreased by $5,863 for the six months ended June 30, 2001 to $7,031. The Company's total liabilities and stockholders' equity as of June 30, 2001 was reduced by $7,314 to $8,298, as compared to total liabilities and stockholders' equity of $15,612 at the fiscal year end December 31, 2000.

     Expenses of approximately $6,308 for the six months ended June 30, 2001 resulted primarily from accounting/auditing, legal, and general administrative expenses relating to the Company's annual public disclosure and reporting requirements. As discussed above, the Company will incur substantial expenses, including expenses for professional and other consulting services, when it seeks to negotiate and enter into a Merger.

                                     PART II
                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

    (a)      Exhibits

Exhibit Number             Description
--------------             -----------

     4.1 Form of Subscription Supplement, Lock-Up and Registration Rights Agreement executed by investors in the December 1998 Private Placement. (1)

     4.2 Form of Subscription Agreement executed by investors in the December 1998 Private Placement. (1)

     4.3 Placement Agent's Warrant Agreement between Algiers Resources, Inc., Balstron Corporation, Daliprint, Inc., Hartscup Corporation, Mayall Partners, Inc., PSLRA, Inc., Regal Acquisitions Inc., Spacial Corporations, Voyer One, Inc., Voyer Two, Inc. and CMI, dated as of April 19, 1999 relating to issue of Placement Agent Warrants to purchase 51,000 Shares of Common Stock. (1)

     4.4 Consulting Agreement dated as of June 26, 2000, between Algiers Resources, Inc., Balstron Corporation, Daliprint, Inc., Hartscup Corporation, Mayall Partners, Inc., PSLRA, Inc., Regal Acquisitions Inc., Spacial Corporations, Voyer One, Inc., Voyer Two, Inc. and CMI (the "Consultant"). (2)

     4.5  Form of Warrant Agreement relating to warrants issued to Consultant.
          (3)

     10 Placement Agent Agreement between each of Algiers Resources, Inc., Balstron Corporation, Daliprint, Inc., Hartscup Corporation, Mayall Partners, Inc., PSLRA, Inc., Regal Acquisitions Inc., Spacial Corporations, Voyer One, Inc., Voyer Two, Inc. and Tradeway Securities, Inc. as Placement Agent. (1)

---------
(1) Incorporated by reference from the Company's Form 10-KSB, for fiscal year ended December 31, 1999.
(2) Incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-8 (SEC File No. 333-41916), filed on July 20, 2000.
(3) Incorporated by reference from Exhibit 4.2 to the Company's Registration Statement on Form S-8 (SEC File No. 333-41916), filed on July 20, 2000.


    (b)      Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            VOYER TWO, INC.

Date: August 13, 2001                       By /s/ James A. Prestiano
      ---------------                          ------------------------------
                                               James A. Prestiano, President,
                                               Secretary and Chief Financial
                                               Officer