Form 10QSB
period 2001-09-30
VOYER TWO INC/NY
filed 2001-11-14
CIK 1077267

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the Fiscal Quarter Ended September 30, 2001

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

Yes     X       No
    ----------     -----------

State the number of shares outstanding of each of the issuer=s classes of common equity, as of the latest practical date: As of November 13, 2001, there were 2,545,000 shares of Common Stock, par value $.001 per share, outstanding

Transitional Small Business Disclosure Format (check one):
Yes             No     X
    ----------    -----------

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                                                 VOYER TWO, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                        CONTENTS
                   December 31, 2000 and September 30, 2001 and 2000 (unaudited)
--------------------------------------------------------------------------------


                                                                         Page
FINANCIAL STATEMENTS

     Balance Sheet                                                         1

     Statements of Operations                                              2

     Statements of Stockholders' Equity                                    3

     Statements of Cash Flows                                              4

     Notes to Financial Statements                                       5 - 8

                                                                 VOYER TWO, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                  BALANCE SHEETS
                            December 31, 2000 and September 30, 2001 (unaudited)
--------------------------------------------------------------------------------

                                     ASSETS

                                                                                 September 30,       December 31,
                                                                                      2001               2000
                                                                                ---------------    ----------------
                                                                                   (unaudited)
Assets
     Cash                                                                       $         6,800    $         12,894
     Prepaid Expenses                                                                       909               2,718
                                                                                ---------------    ----------------

                      Total assets                                              $         7,709    $         15,612
                                                                                ===============    ================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accrued expenses                                                           $         1,059    $          1,006
                                                                                 --------------     ---------------

         Total current liabilities                                                        1,059               1,006
                                                                                ---------------    ----------------

Stockholders' equity
     Preferred stock, $0.001 par value
         5,000,000 shares authorized
         no shares issued and outstanding                                                     -                   -
     Common stock, $0.001 par value
         40,000,000 shares authorized
         2,490,000 (unaudited) and 2,490,000 shares issued
              and outstanding                                                             2,490               2,490
     Additional paid-in capital                                                          40,610              40,610
     Contributed capital - stock warrants outstanding                                     2,813               2,813
     Shares committed to be issued                                                        1,500                   -
     Deficit accumulated during the development stage                                   (40,763)            (31,307)
                                                                                ---------------    ----------------

                  Total stockholders' equity                                              6,650              14,606
                                                                                ---------------    ----------------

                      Total liabilities and stockholders' equity                $         7,709    $         15,612
                                                                                ===============    ================


   The accompanying notes are an integral part of these financial statements.

                                                                 VOYER TWO, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF OPERATIONS
 For the Three and Nine Months Ended September 30, 2001 and 2000 (unaudited) and for the Period from October 6, 1998 (Inception) to September 30, 2001
                                                                     (unaudited)
--------------------------------------------------------------------------------

                                                                                                       For the
                                                                                                     Period from
                                          For the                           For the                   October 6,
                                      Three Months Ended               Nine Months Ended                 1998
                                        September 30,                     September 30,              (Inception) to
                             ---------------------------------  ---------------------------------    September 30,
                                   2001              2000             2001              2000             2001
                             ---------------   ---------------  ----------------  ---------------  ----------------
                               (unaudited)       (unaudited)       (unaudited)       (unaudited)      (unaudited)
Operating expenses           $         3,147   $         7,489  $          9,456  $        16,493  $         40,763
                             ---------------   ---------------  ----------------  ---------------  ----------------

Net loss                     $        (3,147)  $        (7,489) $         (9,456) $       (16,493) $        (40,763)
                             ===============   ===============  ================  ===============  ================

Basic and diluted
   Loss per common
     share                   $         (0.00)  $         (0.00) $          (0.00) $         (0.01) $          (0.02)
                             ===============   ===============  ================  ===============  ================

Weighted-average
   common shares
   outstanding                     2,490,000         2,271,978         2,490,000        2,203,993         2,268,514
                             ===============   ===============  ================  ===============  ================




   The accompanying notes are an integral part of these financial statements.

                                                                 VOYER TWO, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENTS OF STOCKHOLDERS' EQUITY
           For the Period from October 6, 1998 (Inception) to September 30, 2001
                                                                     (unaudited)
--------------------------------------------------------------------------------

                                                                                 Contributed                   Deficit
                                                                                   Capital -     Shares      Accumulated
                                                                      Additional     Stock      Committed    during the
                                               Common Stock            Paid-In     Warrants       to be      Development
                                           Shares         Amount       Capital    Outstanding    Issued         Stage       Total
                                        ------------   ------------  -----------  -----------  ------------  -----------  ---------
Balance, October 6, 1998 (inception)               -    $         -  $         -  $         -  $          -  $         -  $       -
Sale of common stock                       2,020,000          2,020        2,580                                              4,600
Net loss                                                                                                          (1,238)    (1,238)
                                        ------------   ------------  -----------  -----------  ------------  -----------  ---------

Balance, December 31, 1998                 2,020,000          2,020        2,580            -             -       (1,238)     3,362
Sale of common stock                         150,000            150       33,600                                             33,750
Issuance of stock warrants                                                              2,813                                 2,813
Net loss                                                                                                         (12,320)   (12,320)
                                        ------------   ------------  -----------  -----------  ------------  -----------  ---------

Balance, December 31, 1999                 2,170,000          2,170       36,180        2,813             -      (13,558)    27,605
Issuance of common stock                     170,000            170        2,280                                              2,450
Issuance and exercise of stock warrants      150,000            150        2,150                                              2,300
Net loss                                                                                                         (17,749)   (17,749)
                                        ------------   ------------  -----------  -----------  ------------  -----------  ---------

Balance, December 31, 2000                 2,490,000          2,490       40,610        2,813             -      (31,307)    14,606
Issuance of common stock (unaudited)                                                                  1,500                   1,500
Net loss (unaudited)                                                                                              (9,456)    (9,456)
                                        ------------   ------------  -----------  -----------  ------------  -----------  ---------

Balance, September 30, 2001 (unaudited)    2,490,000   $      2,490  $    40,610  $     2,813  $      1,500  $   (40,763) $   6,650
                                        ============   ============  ===========  ===========  ============  ===========  =========





   The accompanying notes are an integral part of these financial statements.

                                                                 VOYER TWO, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
           For the Nine Months Ended September 30, 2001 and 2000 (unaudited) and for the Period from October 6, 1998 (Inception) to September 30, 2001
                                                                     (unaudited)
--------------------------------------------------------------------------------

                                                                                                       For the
                                                                                                     Period from
                                                                             For the                  October 6,
                                                                        Nine Months Ended                1998
                                                                           September 30,             (Inception) to
                                                                ---------------------------------    September 30,
                                                                      2001              2000             2001
                                                                ----------------  ---------------  ----------------
                                                                   (unaudited)       (unaudited)      (unaudited)
Cash flows from operating activities
   Net loss                                                     $         (9,456) $       (16,493) $        (40,763)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Stock warrants outstanding                                              -                -             2,813
       Issuance of common stock for services
         rendered                                                              -            2,450             2,450
       Shares committed to be issued for services
         rendered                                                          1,500                -             1,500
       Exercise of warrants issued for services
         rendered                                                              -              800               800
       Change in
         Prepaid expenses                                                  1,809           (1,164)             (909)
         Accrued expenses                                                     53           (1,790)            1,059
                                                                ----------------  ---------------  ----------------

Net cash used in operating activities                                     (6,094)         (16,197)          (33,050)
                                                                ----------------  ---------------  ----------------

Cash flows from financing activities
   Cash received for common stock                                              -            1,500            39,850
   Due to stockholder                                                          -                -                 -
                                                                ----------------  ---------------  ----------------

Net cash provided by financing activities                                      -            1,500            39,850
                                                                ----------------  ---------------  ----------------

Net increase (decrease) in cash                                           (6,094)         (14,697)            6,800

Cash, beginning of period                                                 12,894           30,395                 -
                                                                ----------------  ---------------  ----------------

Cash, end of period                                             $          6,800  $        15,698  $          6,800
                                                                ================  ===============  ================

Supplemental schedule of non-cash investing and financing activities
During the quarter ended September 30, 2001, the Company recorded $1,500 of professional fees as, "shares committed to be issued", which represents the fair value of consulting services rendered as of September 30, 2001 (see Note 3).

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

         Recently Issued Accounting Pronouncements
         -----------------------------------------
         In July 2001, the FASB issued SFAS No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Bulletin ("APB") Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Pre-Acquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method for those business combinations is prohibited. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. This statement is not applicable to the Company.

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. It is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously. This statement is not applicable to the Company.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of long-lived assets, except for certain obligations of lessees. This statement is not applicable to the Company.

         -----------------------------------------
         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business, and amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company does not expect adoption of SFAS No. 144 to have a material impact, if any, on its financial position or results of operations.


NOTE 2 - WARRANTS OUTSTANDING

         On April 19, 1999, warrants to purchase 51,000 shares of the Company's common stock, par value $0.001, were issued to the placement agent at an exercise price of $0.255 per share. The shares vest immediately and can be exercised within seven years from the date of issuance of the warrants. The fair value of the warrants at the date of issuance was approximately $2,813 based on the fair value of the placement agent's services, less cash paid. As of September 30, 2001, the warrants were still outstanding.


NOTE 3 - ISSUANCE OF COMMON STOCK

         On July 27, 2001, the Company entered into an agreement with a consultant to issue 55,000 of the Company's shares in return for certain professional services rendered. This has been recorded as $1,500 of common stock to be issued, which represents the fair value of the services provided.

         On August 8, 2000, the Company issued 170,000 shares of common stock valued at $2,450 under various agreements with several consultants in return for certain professional services rendered, which were not related to raising capital.

NOTE 4 - RESTRICTED STOCK

         2,170,000 shares of common stock issued to the President and other stockholders are subject to a Lockup and Registration Rights Agreement. Under the terms of the agreement, these shares cannot be sold, pledged, assigned, or otherwise transferred or hypothecated (a) for a period of six months after the registration of the common stock and merger and
         (b) to the extent of 50% of the shares of the Company, for a period of 12 months following the consummation of the merger. An additional 44,853 shares of common stock are restricted securities as defined in The Securities Act of 1933.


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

General

     Our plan is to seek, investigate, and if such investigation warrants, consummate a merger or other business combination, purchase of assets or other strategic transaction (i.e. Merger) with a corporation, partnership, limited liability company or other business entity (a "Merger Target") desiring the perceived advantages of becoming a publicly reporting and publicly held corporation. At this time, we have no binding agreement to enter into a Merger with any specific business or company and we have not identified any specific business or company for investigation and evaluation. We will not restrict our search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature. Discussion of proposed plan of operation and Mergers under this caption and throughout this Quarterly Report is purposefully general and is not meant to restrict our virtually unlimited discretion to search for and enter into potential business opportunities. While we maintain as low an overhead as possible, we also have minimal capital that may not be sufficient to satisfy our cash requirements during the next 12 months.

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

     We will not restrict our search to any specific kind of Merger Target, and we may merge with an entity which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer. However, we do not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as we have successfully consummated such a Merger, if ever.

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

     We may utilize available cash and equity securities in effecting a Merger. Although we have no commitments as of this date to issue any shares of Common Stock or options or warrants, except for additional securities that we will issue for certain professional services, other than those already issued in the offering of our common stock pursuant to Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act") (the "Private Placement"), we will likely issue a substantial number of additional shares in connection with the consummation of a Merger, probably in most cases equal to nine or more times the amount held by our stockholders prior to the Merger. This will leave current stockholders with approximately 10% or less of the post merger company. We also may decide to issue Preferred Stock, with rights, voting privileges, liquidation and dividend preferences that are senior to the Common Stock, in connection with a Merger or obtaining financing therefore, although we have no present plans to do so. We may have to effect reverse stock splits prior to or immediately after any Merger. To the extent that such additional shares are issued, dilution to the interests of our stockholders will occur. Additionally, in connection with a Merger, a change in control will occur which may affect, among other things, our ability to utilize net operating loss carry-forwards, if any.

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

Expenses for the Nine Months Ended September 30, 2001

     Net cash used in operating activities for the nine months ended September 30, 2001 was $6,094, as compared to $16,197 for the nine months ended September 30, 2000. The Company did not have other sources or uses of cash during the nine months ended September 30, 2001. Accordingly cash on hand decreased by $6,094 for the nine months ended September 30, 2001 to $6,800. The Company's total liabilities and stockholders' equity as of September 30, 2001 was reduced by $7,903 to $7,709, as compared to total liabilities and stockholders' equity of $15,612 at the fiscal year end December 31, 2000.

     Expenses of approximately $9,456 for the nine months ended September 30, 2001 resulted primarily from accounting/auditing, legal, and general administrative expenses relating to the Company's annual public disclosure and reporting requirements. As discussed above, the Company will incur substantial expenses, including expenses for professional and other consulting services, when it seeks to negotiate and enter into a Merger.

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

     10.0 Placement Agent Agreement between each of Algiers Resources, Inc., Balstron Corporation, Daliprint, Inc., Hartscup Corporation, Mayall Partners, Inc., PSLRA, Inc., Regal Acquisitions Inc., Spacial Corporations, Voyer One, Inc., Voyer Two, Inc. and Tradeway Securities, Inc. as Placement Agent. (1)

------------------------------------
(*) Filed herewith.

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

(2) Incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-8 (SEC File No. 333-41916), filed on July 20, 2000.

(3) Incorporated by reference from Exhibit 4.2 to the Company's Registration Statement on Form S-8 (SEC File No. 333-41916), filed on July 20, 2000.

    (b)      Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     VOYER TWO, INC.

Date: November 14, 2001              By /s/ James A. Prestiano
                                        --------------------------------------
                                        James A. Prestiano, President,
                                        Secretary and Chief Financial Officer