Form 10QSB
period 2002-03-31
VOYER TWO INC/NY
filed 2002-05-15
CIK 1077267

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the Fiscal Quarter Ended March 31, 2002

                                       or

[ ] Transitional report under Section 13 or 15(d) of the Exchange Act

                          Commission File No. 000-26649

                                 Voyer Two, Inc.
                                 ---------------
                 (Name of Small Business Issuer in its Charter)

          Delaware                                     13-4031427
--------------------------------------------------------------------------------
  State or other jurisdiction            I.R.S. Employer Identification Number
of incorporation or organization

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of May 7, 2002, there were 2,545,000 shares of Common Stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):
Yes             No     X
   -----------    -----------

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                                                 VOYER TWO, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                        CONTENTS
                       December 31, 2001 and March 31, 2002 and 2001 (unaudited)
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

                                                                 VOYER TWO, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                  BALANCE SHEETS
                                December 31, 2001 and March 31, 2002 (unaudited)
--------------------------------------------------------------------------------

                                     ASSETS

                                                                     March 31,   December 31,
                                                                       2002          2001
                                                                     --------      --------
                                                                    (unaudited)
Assets
     Cash                                                            $  4,115      $  4,744
     Prepaid Expenses                                                     839           909
                                                                     --------      --------

                      Total assets                                   $  4,954      $  5,653
                                                                     ========      ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
         Accrued expenses                                            $  2,249      $  2,136
                                                                     --------      --------

         Total current liabilities                                      2,249         2,136
                                                                     --------      --------

Stockholders' equity
     Preferred stock, $0.001 par value
         5,000,000 shares authorized
         no shares issued and outstanding                                  --            --
     Common stock, $0.001 par value
         40,000,000 shares authorized
         2,545,000 (unaudited) and 2,545,000 shares issued
              and outstanding                                           2,545         2,545
     Additional paid-in capital                                        42,055        42,055
     Contributed capital - stock warrants outstanding                   2,813         2,813
     Deficit accumulated during the development stage                 (44,708)      (43,896)
                                                                     --------      --------

                  Total stockholders' equity                            2,705         3,517
                                                                     --------      --------

                      Total liabilities and stockholders' equity     $  4,954      $  5,653
                                                                     ========      ========

   The accompanying notes are an integral part of these financial statements.

                                                                 VOYER TWO, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF OPERATIONS
              For the Three Months Ended March 31, 2002 and 2001 (unaudited) and for the Period from October 6, 1998 (Inception) to March 31, 2002 (unaudited)
--------------------------------------------------------------------------------

                                                                    For the
                                                                  Period from
                                           For the                 October 6,
                                     Three Months Ended               1998
                                          March 31,              (Inception) to
                                 ----------------------------      March 31,
                                    2002             2001             2002
                                 -----------      -----------      -----------
                                 (unaudited)      (unaudited)      (unaudited)

Operating expenses               $       812      $     4,736      $    44,708
                                 -----------      -----------      -----------

Net loss                         $      (812)     $    (4,736)     $   (44,708)
                                 ===========      ===========      ===========

Basic and diluted
   Loss per common share         $    (0.000)     $    (0.002)     $    (0.019)
                                 ===========      ===========      ===========

Weighted-average
   common shares outstanding       2,545,000        2,490,000        2,312,555
                                 ===========      ===========      ===========




   The accompanying notes are an integral part of these financial statements.

                                                                 VOYER TWO, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENTS OF STOCKHOLDERS' EQUITY
   For the Period from October 6, 1998 (Inception) to March 31, 2002 (unaudited)
--------------------------------------------------------------------------------

                                                                                       Contributed        Deficit
                                                                                        Capital -       Accumulated
                                                 Common Stock             Additional      Stock         during the
                                          --------------------------       Paid-In       Warrants       Development
                                            Shares          Amount         Capital      Outstanding       Stage           Total
                                          ----------      ----------      ----------   ------------     -----------     ----------
Balance, October 6, 1998 (inception)              --      $       --      $       --             --     $       --      $       --
Issuance of common stock                   2,020,000           2,020           2,580          4,600
Net loss                                      (1,238)         (1,238)
                                          ----------      ----------      ----------     ----------     ----------      ----------
Balance, December 31, 1998                 2,020,000           2,020           2,580             --         (1,238)          3,362

Issuance of common stock                     150,000             150          33,600         33,750
Issuance of stock warrants                     2,813           2,813
Net loss                                     (12,320)        (12,320)
                                          ----------      ----------      ----------     ----------     ----------      ----------
Balance, December 31, 1999                 2,170,000           2,170          36,180          2,813        (13,558)         27,605

Issuance of common stock                     170,000             170           2,280          2,450
Issuance and exercise of stock warrants      150,000             150           2,150          2,300
Net loss                                     (17,749)        (17,749)
                                          ----------      ----------      ----------     ----------     ----------      ----------
Balance, December 31, 2000                 2,490,000           2,490          40,610          2,813        (31,307)         14,606

Issuance of common stock                      55,000              55           1,445          1,500
Net loss                                     (12,589)        (12,589)
                                          ----------      ----------      ----------     ----------     ----------      ----------
Balance, December 31, 2001                 2,545,000           2,545          42,055          2,813        (43,896)          3,517

Net loss (unaudited)                            (812)           (812)
                                          ----------      ----------      ----------     ----------     ----------      ----------

     Balance, March 31, 2002               2,545,000      $    2,545      $   42,055     $    2,813     $  (44,708)     $    2,705
                                          ==========      ==========      ==========     ==========     ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                                                                 VOYER TWO, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
              For the Three Months Ended March 31, 2002 and 2001 (unaudited) and for the Period from October 6, 1998 (Inception) to March 31, 2002 (unaudited)
--------------------------------------------------------------------------------

                                                                                 For the
                                                                               Period from
                                                             For the            October 6,
                                                       Three Months Ended          1998
                                                            March 31,         (Inception) to
                                                     ----------------------      March 31,
                                                       2002          2001          2002
                                                     --------      --------      --------
                                                    (unaudited)   (unaudited)   (unaudited)
Cash flows from operating activities
   Net loss                                          $   (812)     $ (4,736)     $(44,708)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Stock warrants outstanding                          --            --         2,813
       Issuance of common stock for services
         rendered                                          --            --         3,950
       Exercise of warrants issued for services
         rendered                                          --            --           800
   Change in
     Prepaid expenses                                      70         2,718          (839)
     Accrued expenses                                     113           934         2,249
                                                     --------      --------      --------

Net cash used in operating activities                    (629)       (1,084)      (35,735)
                                                     --------      --------      --------

Cash flows from financing activities
   Cash received for common stock                          --            --        39,850
                                                     --------      --------      --------

Net cash provided by financing activities                  --            --        39,850
                                                     --------      --------      --------

Net increase (decrease) in cash                          (629)       (1,084)        4,115

Cash, beginning of period                               4,744        12,894            --
                                                     --------      --------      --------

Cash, end of period                                  $  4,115      $ 11,810      $  4,115
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

Item 2.  Plan of Operation.

         Statements contained in this Plan of Operation of this Quarterly Report on Form 10-QSB include "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results of the Company (sometimes referred to as "we", "us" or the "Company"), performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, general merger and acquisition activity in the marketplace, performance or achievement, current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," "believe," "estimate," "anticipate," "intends," "continue", "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. (See the Company's Form 10SB and Annual report on Form 10-KSB for the fiscal year ended December 31, 2001 for a description of certain of the known risks and uncertainties of the Company.)

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

         Our auditors have included an explanatory paragraph in their report for the year ended December 31, 2001, indicating that certain conditions raise substantial doubt regarding our ability to continue as a going concern. The financial statements included in this Form 10-QSB do not include any adjustment to asset values or recorded amounts of liability that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, shareholders may lose their entire investment in our common stock.

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

Expenses for Fiscal Quarter Ended March 31, 2002

         Net cash used in operating activities for the three months ended March 31, 2002 was $629, which was a decrease from $1,084 for the three months ended March 31, 2001. The Company's total liabilities and stockholders' equity as of March 31, 2002 was reduced by $699 to $4,954, as compared to total liabilities and stockholders' equity of $5,653 at the fiscal year ended December 31, 2001.

         Expenses of approximately $812 for the fiscal quarter ended March 31, 2002 resulted primarily from accounting/auditing, legal, and general administrative expenses relating to the Company's annual public disclosure and reporting requirements. As discussed above, the Company will incur substantial expenses, including expenses for professional and other consulting services, when it seeks to negotiate and enter into a Merger.

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

10.0 Placement Agent Agreement between each of Algiers Resources, Inc., Balstron Corporation, Daliprint, Inc., Hartscup Corporation, Mayall Partners, Inc., PSLRA, Inc., Regal Acquisitions Inc., Spacial Corporations, Voyer One, Inc., Voyer Two, Inc. and Tradeway Securities, Inc. as Placement Agent. (1)

------------------------------------
(1) Incorporated by reference from the Company's Form 10-KSB, for fiscal year ended December 31, 1999.
(2) Incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-8 (SEC File No. 333-41916), filed on July 20, 2000.
(3) Incorporated by reference from Exhibit 4.2 to the Company's Registration Statement on Form S-8 (SEC File No. 333-41916), filed on July 20, 2000.


    (b)      Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       VOYER TWO, INC.

Date: May 15, 2002                     By /s/ James A. Prestiano
                                          -------------------------------------
                                          James A. Prestiano, President,
                                          Secretary and Chief Financial Officer