Form 10QSB/A
period 2002-09-30
VOYER TWO INC/NY
filed 2002-11-22
CIK 1077267

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


         Voyer Two, Inc. files this amendment to its quarterly report on Form 10-QSB for the quarter ended September 30, 2002 to include as an exhibit the Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002